Form 10-K405
period 1997-12-31
IMC HOME EQUITY LOAN TRUST 1997-2
filed 1998-03-31
CIK 1037152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______ to _______.

                       Commission File Number 333-04911-04
                                              ------------

                        IMC HOME EQUITY LOAN TRUST 1997-2
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                      13-3964150
---------------------------------                    ---------------------
 (State of other jurisdiction of                       (I.R.S. Employer
  Incorporation or organization)                      Identification No.)

c/o The Chase Manhattan Bank
Structured Finance Services
450 West 33rd Street, New York, NY                        10001-2697
----------------------------------------                --------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (813) 984-8801 Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered:

             None                                        None
     -------------------            -----------------------------------------
                                      None
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (s 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:
                                                  Not Applicable
Documents Incorporated by Reference:
                                                  Not Applicable

                        IMC HOME EQUITY LOAN TRUST 1997-2
                                      INDEX

                                                                                        Page
PART I .........................................................................          3
         ITEM 1   -  BUSINESS ..................................................          3
         ITEM 2   -  PROPERTIES ................................................          3
         ITEM 3   -  LEGAL PROCEEDINGS  ........................................          3
         ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......          3

PART II ........................................................................          3
         ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                          STOCKHOLDER MATTERS ..................................          3
         ITEM 6   -  SELECTED FINANCIAL DATA ...................................          3
         ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS ............................          3
         ITEM 7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                          RISK..................................................          4
         ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............          4
         ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE .............................          4

PART III .......................................................................          4
         ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ........          4
         ITEM 11  -  EXECUTIVE COMPENSATION .....................................         4
         ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT ...........................................          4
         ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............         9

PART IV ........................................................................          9
         ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                          FORM 8-K .............................................          9

SIGNATURES    ..................................................................         11
INDEX TO EXHIBITS ..............................................................         12

                                     PART I

ITEM 1 - BUSINESS

         Not Applicable

ITEM 2 - PROPERTIES

         Not Applicable

ITEM 3 - LEGAL PROCEEDINGS

         The Depositor is not aware of any material pending legal proceedings involving either the IMC Home Equity Loan Trust 1997-2 (the "Trust"), established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated March 1, 1997, among The Chase Manhattan Bank, as trustee (the "Trustee"), IMC Securities, Inc., as depositor (the "Depositor") and IMC Mortgage Company (as successor by merger to Industry Mortgage Company, L.P.), as servicer (the "Servicer"); the Trustee; the Depositor or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

         All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates and Class A-8 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of February 19, 1997, there were 4 holders of the Class A-1 Certificates, 3 holders of the Class A-2 Certificates, 9 holders of the Class A-3 Certificates, 3 holders of the Class A-4 Certificates, 3 holders of the Class A-5 Certificates, 3 holders of the Class A-6 Certificates, 9 holders of the Class A-7 Certificates and 7 holders of the Class A-8 Certificates.

ITEM 6   -  SELECTED FINANCIAL DATA

         Not Applicable

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not Applicable

ITEM 7A  - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1997 was $1,532,291.72.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes of accountants or disagreements on accounting or financial disclosures between IMC Mortgage Company (as successor by merger to Industry Mortgage Company, L.P.) (the "Issuer") and its accountants.


                                    PART III

ITEM 10  - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable

ITEM 11  - EXECUTIVE COMPENSATION

         Not Applicable

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth (I) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Class A Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Class A Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.


DTC Participant Number
(Name and Address below)              Principal Amount               % of Class
------------------------              ----------------               ----------
Class A-1
  902                                 $50,000,000                    39.48%
 2339                                 $20,000,000                    15.79%
  930                                 $54,143,000                    42.75%

Class A-2
  901                      $ 7,500,000                       21.42%
 5132                      $ 5,000,000                       14.28%
  997                      $22,521,000                       64.31%


Class A-3
  901                      $ 5,000,000                        7.89%
  903                      $15,085,000                       23.80%
  954                      $16,200,000                       25.56%
  991                      $10,500,000                       16.57%
 2163                      $ 6,551,000                       10.34%
 2128                      $ 8,230,000                       12.99%


Class A-4
  954                      $22,030,000                       52.41%
  902                      $10,000,000                       23.79%
  997                      $10,000,000                       23.79%


Class A-5
  901                      $ 4,437,000                       33.02%
  930                      $ 1,000,000                        7.44%
  908                      $ 8,000,000                       59.54%


Class A-6
  901                      $ 7,250,000                       32.23%
 2260                      $14,248,000                       63.33%


Class A-7
  901                      $ 3,485,000                       12.91%
 2163                      $ 3,050,000                       11.30%
  997                      $15,907,000                       58.91%


Class A-8
  903                      $38,000,000                       54.29%
 2027                      $ 4,000,000                        5.71%
 2203                      $20,000,000                       28.57%


DTC Participant Number              Name and Address
----------------------              ----------------
10                                  Brown Brothers Harriman & Co.
                                    63 Wall Street, 8th Floor
                                    New York, NY  10005
30                                  Prudential Securities Incorporated
                                    Issuer Services c/o ADP Proxy Services
                                    51 Mercedes Way
                                    Edgewood, NY  11717

50                                  Morgan Stanley & Co. Incorporated
                                    One Pierrepont Plaza, 7th Floor
                                    Brooklyn, NY  11201
187                                 Chase Securities Inc.
                                    55 Water Street, Room 434
                                    New York, NY  10041
274                                 Salomon Brothers Inc.
                                    8800 Hidden River Parkway
                                    Tampa, FL  33637
352                                 Bear Stearns Securities Corp.
                                    One Metrotech Center North, 4th Floor
                                    Brooklyn, NY 11201-3862
418                                 Smith Barney Inc.
                                    333 W. 34th Street
                                    New York, NY  10001
498                                 Deutsche Morgan Grenfell Inc.
                                    Issuer Services c/o ADP Proxy Services
                                    51 Mercedes Way
                                    Edgewood, NY  11717
652                                 PWI CMO Account
                                    1000 Harbor Blvd., 8th Floor
                                    Weehawken, NJ  07087
667                                 Daiwa Securities Trust Company
                                    One Evertrust Plaza
                                    Jersey City, NJ  07302
901                                 Bank of New York
                                    925 Patterson Plank Rd.
                                    Secaucus, NJ 07094
902                                 Chase Manhattan Bank
                                    Trim Supervisor 13th Floor
                                    4 New York Plaza
                                    New York, NY 10004
903                                 Bankers Trust Company
                                    c/o BT Services Tennessee, Inc.
                                    648 Grassmere Park Drive
                                    Nashville, TN 37211
908                                 Citicorp Services, Inc.
                                    P.O. Box 30576
                                    Tampa, FL 33630-3576
929                                 First Union National Bank
                                    401 South Tryon Street
                                    Charlotte, NC 28288
930                                 Chase Manhattan Bank/Chemical
                                    Proxy Department 13th Floor
                                    4 New York Plaza
                                    New York, NY 10004
937                                 Fiduciary Trust Company International
                                    Two World Trade Center, 96th Floor
                                    New York, NY  10048-0772
954                                 Boston Safe Deposit & Trust Co.
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center, Room 153-3015
                                    Pittsburgh, PA 15259

987                                 Fiduciary SSB
                                    108 Myrtle Street
                                    Newport Office Bldg.
                                    N. Quincy, MA  02171
991                                 Central Fidelity Bank
                                    P.O. Box 27602
                                    5th Floor Vault
                                    Richmond, VA  23261
997                                 SSB-Custodian
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631
2027                                Norwest Bank Minnesota, NA
                                    733 Marquette Avenue
                                    Minneapolis, MN  55479-0056
2108                                Comerica Bank
                                    Cap.Chg./Proxy 7CBB/MC 3530
                                    Detroit, MI  48275-3530
2116                                Fifth Third Bank (The)
                                    Dept. 00850 - Proxy
                                    38 Fountain Square Plaza
                                    Cincinnati, OH 45263
2128                                First National Bank of Maryland
                                    Trust Division-Operations Dept. 101-62
                                    25 S. Charles Street
                                    Baltimore, MD  21201
2130                                Bank of America Personal Trust
                                    Proxy Unit #38432
                                    555 S. Flower Street, Level C
                                    Los Angeles, CA  90071
2145                                Union Bank Of California, N.A.
                                    Safekeeping Department
                                    475 Sansome Street, 11th Floor
                                    San Francisco, CA  94145
2163                                Corestates Bank, N.A.
                                    P.O. Box 7618 F.C. #1-9-1-21
                                    Philadelphia, PA  19106-7618
2203                                Republic National Bank of NY Investment Account
                                    One Hanson Place, Lower Level
                                    Brooklyn, NY  11243
2215                                Wilmington Trust Company
                                    Rodney Square North
                                    1100 North Market Street
                                    Wilmington, DE  19890-0001
2219                                Star, Bank, National Association, Cincinnati
                                    P.O. Box 1118
                                    Mail Location 6120
                                    Cincinnati, OH  45201-1118
2251                                Lasalle National Bank
                                    Issuer Services c/o ADP Proxy Services
                                    51 Mercedes Way
                                    Edgewood, NY  11717

2260                                Chase Manhattan Bank/Salomon
                                    4 New York Plaza, 21st Floor
                                    New York, NY 10004
2316                                National City Bank
                                    1900 East 9th Street
                                    Cleveland, Ohio 44114
2339                                BNY/ITC - Dealers Clearance Special
                                    C/O N.A. Schapiro & Co. IN.
                                    One Chase Manhattan Plaza, 58th Floor
                                    New York, NY  10005
2424                                Custodial Trust Company
                                    101 Carnegie Center
                                    Princeton, NJ  08540
2438                                The Bank of New York/Western Trust Company
                                    One Wall Street
                                    New York, NY  10286
2450                                UMB Bank, NA
                                    P.O. Box 419260
                                    Kansas City, MO  64141-6260
2616                                PNC Bank, National Association
                                    1835 Market Street
                                    11 Penn Center, 15th Floor
                                    Philadelphia, PA  19103
2669                                Northern Trust Company
                                    801 S. Canal C-In
                                    Chicago, IL 60607
2761                                Morgan Stanley Trust Company
                                    Investor Communications Services
                                    51 Mercedes Way
                                    Edgewood, NY  11717
2827                                Investors Fiduciary Trust Company/SSB
                                    Global Corp Action Dept JAB5W
                                    P.O. Box 1631
                                    Boston, MA  02105-1631
2834                                PNC Bank, N.A./Pittsburgh
                                    One PNC Plaza, 9th Floor, 249 5th Avenue
                                    Pittsburgh, PA 15222-7707
5132                                Merrill Lynch, Pierce, Fenner & Smith, Inc. - Debt SEC
                                    4 Corporate Place
                                    Corporate Park 287
                                    Piscataway, NJ 08855

ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         [None]

                                     Part IV


ITEM 14  - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements:

                  Not applicable.

         2.       Financial Statement Schedules:

                  Not applicable.

         3.       Exhibits:

                  EXHIBIT NO.                     DESCRIPTION
                  -----------                     -----------
                       99.1     Statement of Compliance of the Servicer.

                       99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

                       99.3     Annual compilation of Monthly Trustee's
                                Statement.

(b)      Reports on Form 8-K

10 reports on Form 8-K have been filed by the issuer during the period covered by this report.



DATE OF REPORTS ON FORM 8-K            ITEMS REPORTED/FINANCIAL
                                           STATEMENTS FILED
April 21, 1997                   Trustee's Monthly Report for the March
                                 Monthly Period.

May 20, 1997                     Trustee's Monthly Report for the April
                                 Monthly Period.

June 20, 1997                    Trustee's Monthly Report for the May
                                 Monthly Period.

July 21, 1997                    Trustee's Monthly Report for the June
                                 Monthly Period.

August 20, 1997                  Trustee's Monthly Report for the July
                                 Monthly Period.

September 22, 1997               Trustee's Monthly Report for the August
                                 Monthly Period.

October 20, 1997                 Trustee's Monthly Report for the September
                                 Monthly Period.

November 20, 1997                Trustee's Monthly Report for the October
                                 Monthly Period.

December 22, 1997                Trustee's Monthly Report for the November
                                 Monthly Period.

January 20, 1998                 Trustee's Monthly Report for the December
                                 Monthly Period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           By:  IMC Securities, Inc.,
                           As Depositor


                                    By: /s/ Thomas G. Middleton
                                        --------------------------------------
                                    Name: Thomas G. Middleton
                                    Title: President, Chief Operating Officer,
                                           Assistant Secretary and Director


                                    By: /s/ Stuart D. Marvin
                                        --------------------------------------
                                    Name: Stuart D. Marvin
                                    Title: Chief Financial Officer


Date: March 28, 1998

                                INDEX TO EXHIBITS
                                   Item 14(C)



      EXHIBIT NO.                     DESCRIPTION
      -----------                     -----------
         99.1     Statement of Compliance of the Servicer.

         99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

         99.3     Annual compilation of Monthly Trustee's Statement.